Form 10KSB
period 1995-12-31
HOLLYWOOD TRENZ INC
filed 1996-04-18
CIK 841447

Confirming Copy of
                                                           Filing April 15, 1996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1995

                           Commission File No. 0-23258

                              HOLLYWOOD TRENZ, INC.
                 (Name of Small Business Issuer in its Charter)

          Delaware                                           59-2839130
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

      3471 North Federal Highway, Suite 501, Fort Lauderdale, Florida 33306
                    (Address of principal executive offices)

Issuer's telephone number:  (954) 568-0433

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock,
                                                               $.0001 par value

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for most recent fiscal year: $0

     The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $5,009,437. The aggregate market value was based upon the mean between the closing bid and asked price for the Common Shares as reported by the OTC Bulletin Board as of April 4, 1996.

     Number of Shares outstanding of each of the issuer's classes of common equity, as of April 4, 1996: 21,915,544

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                    Exhibits.

                                     INDEX

                                                                       Page
                                     PART I

ITEM 1.  BUSINESS                                                       1
ITEM 2.  PROPERTIES                                                     8
ITEM 3.  LEGAL PROCEEDINGS                                              8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                      9

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                             10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11
ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   13
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                      13

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT                                                  13
ITEM 10. EXECUTIVE COMPENSATION                                        14
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT                                       15
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                16

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K                                         17

                                     PART I

ITEM 1.  BUSINESS

General

     Hollywood Trenz, Inc. (the "Company") was incorporated in Delaware on August 25, 1987 under the name Dimension Capital, Inc. for the purposes of investigating and acquiring business opportunities. In September, 1989 the Company sold 12,500 Units to the public for $3.00 per Unit. Each Unit consisted of one share of Common Stock and warrants to purchase additional shares of Common Stock of the Company. In April, 1993 the Company acquired all of the outstanding common stock of Interstate Finance and Trust Co., Inc., an Iowa corporation ("Interstate"), in exchange for a number of shares of the Company's Common Stock equal to 85% of the total number of shares of Common Stock issued and outstanding after the transaction, and the name of the Company was changed to Hollywood Trenz, Inc.

     Subsequent to the acquisition of Interstate, the principal business of the Company has been the development of Hollywood Trenz family entertainment centers. From January 1994 through March, 1995, the Company operated one Hollywood Trenz retail store located in Sarasota, Florida. The Company is currently engaged in efforts to acquire sites and financing to develop family entertainment centers. The Company, through Interstate, was previously involved in the development of residential and commercial real estate, but these activities have been discontinued.

Hollywood Trenz Family Entertainment Centers

     Until March 1995, the Company operated one Hollywood Trenz retail store in Sarasota, Florida. The 3,000 square-foot store was operated primarily as a prototype for the retail component of the Company's family entertainment center concept, featuring movie and entertainment-related licensed merchandise. It was not anticipated that the store would generate significant cash flows, if any, and its operations were terminated in March, 1995 in order to concentrate on development of the Company's entertainment centers. The Company's retail merchandising will consist of a mix of gifts, accessories, and apparel for children and adults. The merchandise will be supplied by vendors who are licensed to manufacture and sell items featuring trademarked characters or properties of Disney, Warner Bros., Turner Entertainment and other well-known entertainment companies. The Company maintains relationships with hundreds of suppliers who will provide merchandise for its retail operations. Management of the Company believes that alternative sources are available if its current suppliers were unable to provide adequate quantities of merchandise.

     The Company proposes to develop a series of Hollywood Trenz Family Entertainment Centers which will combine an interactive Hollywood theme restaurant, innovative retail, state-of-the-art entertainment areas and a Hollywood Kiddz Fantasy Park.

Interactive Hollywood Theme Restaurant

At the heart of each Hollywood Trenz family entertainment center is an interactive restaurant that embodies the theme Hollywood Past, Present and Future. Walls and table tops will display authentic movie and entertainment memorabilia that will be offered for sale via catalogs placed on each table. Throughout the restaurant video screens will display movie and entertainment images from Hollywood Past, Present and Future. 3-D images, animatronics, Pepper's Ghost and live actors will appear on the interactive stage in the restaurant. Hollywood Trenz customers will be transported into the adventure, romance and glamour of Hollywood. Interactive T.V. games, including trivial pursuits, football, baseball and hockey will be available in the bar area. Quality food will be served for lunch and dinner with entrees priced from $7.95 to $15.95. Full alcoholic beverage service will be available in the dining room and in the bar area.

Retail

In the retail area, Hollywood Trenz logo merchandise will be sold along with Hollywood and entertainment memorabilia, including celebrity autographed pictures, animated art cells, props from movie sets, garments from movie wardrobes, authentic musical instruments used by well known artists and the latest in licensed entertainment merchandise from current and past movie hits such as Batman Forever, Pocahontas and Mighty Morphin Power Rangers.

Laser Tag

Step into a medieval world in which you and your friends are knights of the round table but in a future time and place where your lances are lasers and the dragons are animatronic cyborgs. In a briefing session you are instructed on the art of combat in this futuristic universe. In the vesting room you receive your laser and vest. Now you are prepared to enter the field of medieval combat in the year 3010.

The arena is an awesome presence, forbidding and menacing. A mist hangs in the air and the air pulses with the heavy beat of heart-pounding sounds from a maniacal assemblage of other worldly musicians. Passage ways lead to ramps that lead to doors that open to secret passageways that lead to the opposing knights' castles. The medieval theme is carried forward in all aspects of the arena and the animatronic dragons and gargoyles. There is even the sword in the stone with a special prize to the knight who is able to extract the sword from the stone by striking the handle of Excaliber with his laser beam and thus fulfilling the legend.

The object of the combat is to score points while defending yourself and your castle from attack. Knights are grouped into three teams of up to ten members, identified by the color of the flashing lights on their electronic vests-green, red or yellow. A typical play experience is 30 minutes including the briefing on rules and strategy, a stop in the vesting room to pick up a laser and vest displaying targets on the shoulders, chest and back, and typically, 15 minutes of intense competition in the arena. Points are scored by hitting the opposing teams' targets and deactivating their castles, while avoiding being hit by a beam from an electronic Sentinel, programmed to shoot randomly. Reload stations for replenishing ammunition make it possible for all knights to stay in the game for the entire session.

Hollywood Trenz lasers and vests are the most technologically advanced equipment available in the industry. Knights always know if they've been hit or scored points because, when a target is hit, the chest pack in the vest vibrates, sounds a "power down" alarm and emits a flash of white light. The scoring knight's ID number and team are displayed on the chest pack, and scores are stored instantly for automatic downloading to the main computer. When the combat is over, in a debriefing session, knights receive personalized score sheets detailing all aspects of their performance, how their team fared against the other teams, how many times they hit each opposing knight and how many times each opposing knight hit them. The winning team is then knighted and presented with an award thus becoming Knights of King Arthur's Round Table.

Hollywood Kiddz Fantasy Park

Enter a world of children's delights: theme park rides like at the big amusement parks only smaller to fit a child's perspective; bumper cars sized to a child's proportions; soft play, Big Brik, Mega Blok and Lego building block areas featured by current children's play centers; arcade redemption machines where prizes can be won; an interactive computer learning center that will challenge and intrigue children of all ages; and birthday party rooms for pizza, soft drinks, ice cream and opening presents. What better place for a birthday party than Hollywood Trenz? Kids can experience the fun and excitement of mini-theme park rides and bumper cars and then have their own room for a memorable birthday experience.

Parents may share the play experience with their children or they may leave them with qualified care givers and enjoy Laser Tag, the arcades or a fine meal in the Hollywood Trenz restaurant confident that their children will be well cared for and have a great time. Parents may also drop their children off and leave the center for up to four (4) hours. Parents and children will be given matching wrist bands and the parents will be given pagers so that parental contact can be made at any time.

Arcades

These are not the arcades of twenty or even ten years ago. The arcade areas will contain the latest in arcade and virtual reality games from leaders in the industry, including Sega, Atari, Namco and Midway. The traditional pin ball, skeeball and pool tables will be there, but the real excitement is generated by the sophisticated computer games made possible by the mega leaps in computer technology of the last ten years.

Compete with your friends in the multiple car race that pits driver against driver and drivers against progressively more difficult race courses. Try your hand at hitting wide receivers over blitzing linebackers at the high school, college and pro levels. As the suave super spy blast away at the bad guys as they come at you from all sides of the wharf while timing your reloads to take maximum advantage of the logistics. Shoot baskets and pile up coupons to take home mementos of your sharpshooting prowess. Hollywood Trenz will strive to be on the cutting edge of innovation in arcade attractions.

Security

Security will be provided by Hollywood Trenz security personnel and by a uniformed policeman from the local police department. With the wholesome family atmosphere of Hollywood Trenz, we do not anticipate having security problems but the presence of security personnel will add to the sense of safety that is an integral part of the Hollywood Trenz experience.

Phoenix and Denver Centers

Hollywood Trenz, Inc. has begun construction of its first family entertainment center in 29,725 square feet of leased space at 2710 West Bell Road, Suite 1150, Phoenix, Arizona. The Company has executed a lease for its second center in Denver, Colorado. The Denver site is a 36,500 square foot building at 5022 S. Jellison Way. The Company anticipates opening the Phoenix center in the second quarter of 1996 and the Denver center in the summer of 1996. Hollywood Trenz is also seeking locations for its centers in Dallas, Ft. Lauderdale and Atlanta.

Disposition of Interests in Other Companies

     International Standards Group, Ltd. During November, 1994 the Company entered into written agreements to sell its shares of International Standards Group, Ltd. for $200,000 in cash and an oral agreement whereby the purchaser would provide additional equity funding for one of the Company's family entertainment centers. The purchaser paid the $200,000 but refused to provide the equity funding. The transaction was not completed and the Company instructed the escrow agent that the securities should not be transferred to the purchaser because it believed that the purchaser had violated the terms of the agreements. During June, 1995 the parties settled their dispute by agreeing to liquidate these securities and to distribute the proceeds as follows:

         A)     The first $210,000 received to the purchaser;
         B)     The next $50,000 to the Company;
         C)     The next $50,000 to the purchaser; and
         D) The balance received would be split equally between the Company and the purchaser.

The Company received $341,450 in proceeds and recognized a loss of $59,191 in 1995 related to the disposition.


     Interstate Finance and Trust Co., Inc. On September 25, 1995, the Company transferred all of the issued and outstanding stock of Interstate Finance and Trust Co., Inc. ("Interstate") to Edward R. Showalter, Chairman, President, Chief Executive Officer and a Director of the Company. Interstate owns a portfolio of defaulted FDIC and RTC loans and real estate in Melbourne, Florida, Pompano Beach, Florida and Cocoa Beach, Florida. The portfolio is the subject of a dispute between Interstate and the former owners of the portfolio. The mortgages on the real estate are in default and foreclosure actions are pending. No consideration was given by Mr. Showalter for the transfer. The total assets and liabilities of Interstate at the disposition date were $3,798,604 and $4,071,195, respectively. The Company realized a gain of $172,591 related to the disposition.


     Advanced Media, Inc. On December 7, 1995, the Company transferred and assigned to Advanced Media, Inc. ("AMI") 1,000,000 shares of common stock, par value $.0001 per share, of AMI in exchange for the transfer and assignment by AMI to the Company of 150,000 shares of common stock, par value $.0001 per share, of the Company pursuant to a Reciprocal Stock Exchange Agreement dated November 29, 1995 between the Company and AMI. The Company recognized a gain of $190,000 in 1995 related to the disposition.

     Conectisys Corporation On February 28 , 1996, the Company transferred and assigned to Conectisys Corporation (formerly BDR Industries, Inc.) 300,000 shares of common stock, no par value, of Conectisys Corporation in exchange for the transfer and assignment by Conectisys Corporation to the Company of 600,000 shares of common stock, par value $.0001 per share, of the Company pursuant to a Letter Agreement dated February 8, 1996 between the Company and Conectisys Corporation. The Company recognized a loss of $1,200,000 in 1995 related to the disposition.

Competition

     With regard to its proposed entertainment center operations, the Company will compete with several established entities which have also adopted entertainment related themes, such as Planet Hollywood, Hard Rock Cafe, The Cheese Cake Factory, the Harley Davidson Cafe, Boomer's, Dave & Buster's, and others. In addition, several large entertainment companies, including Disney, Warner Bros., Turner and Blockbuster are also engaged in developing competing attractions. The Company's competitors in the children's entertainment/education market include Discovery Zone and others. However, with its plan to combine its retail concept with its restaurant and entertainment center concepts, the Company hopes to distinguish itself from its competition by serving a greater variety of interests in the entertainment field all at a single location.

Government Regulation

     The Company's existing and proposed operations are subject to various federal, state and local laws and regulations.

     With regard to its proposed entertainment center operations, the restaurant operations will be subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, and fire agencies in the states or municipalities in which the centers are located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

     The  Company  anticipates  that  approximately  18%  of  each  restaurant's revenues will be attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide services for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operation of restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of an entertainment center to obtain or retain liquor or food service licenses would adversely affect the center's operations. In addition, the Company may be subject in certain states to "dram-shop" statutes, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company's existing comprehensive general liability insurance includes liquor liability coverage.

     The Company's family entertainment center operations will also be subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company's food service and preparation personnel will be paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs.

     The Americans With Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the act, the Company could be required to expend funds to modify its entertainment centers to provide service to, or make reasonable accommodation for the employment of or patronage by disabled persons.

Insurance

     The Company currently carries commercial liability insurance aggregating $1,000,000 per occurrence. Coverage includes but is not limited to premises and operations, broad form property damage and other customary perils. The Company believes that it carries adequate insurance coverage for its current business activities, but proposes to acquire additional coverage as its operations expand. However, there can be no assurance that such coverage will prove to be adequate or will continue to be available to the Company, and in the event that such coverage proves to be inadequate, such event may have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  PROPERTIES

     During 1995 the Company entered into leases for its first two family entertainment centers.

     The Company is leasing 29,725 square feet in the Bell Canyon Pavilions shopping center at 2710 West Bell Road, Phoenix, Arizona from an unaffiliated third party. Bell Canyon Pavilions is located at the northwest corner of I-17 and Bell Road. The lease provides for an initial term of five years with two five year options and monthly rent, CAM and rental tax of $27,980.13 per month.

     The Company is leasing a 36,500 square foot building for its second family entertainment center at 5022 S. Jellison Way, Denver, Colorado from an unaffiliated third party. The lease provides for an initial term of ten years with three five year options and monthly rent of $14, 447.92 in lease years one and two, $15,208.33 in lease year three, $15,968.75 in lease year four, $16,729.17 in lease year five and annual increases during lease years six through ten based upon increases in the Consumer Price Index.

     The Company leases its executive offices, which consist of two suites aggregating approximately 2,640 square feet, in Fort Lauderdale, Florida. These facilities are leased from an unaffiliated third party on a month-to-month basis under two separate leases having an aggregate monthly rental of $3,415.

     During 1995, the Company leased office space at 6312 S. Fiddler's Green Circle, Suite 440N, in Englewood, Colorado. The office, consisting of 942 square feet, was leased on a month-to-month basis at the rate of $1,500 per month. In February, 1996 The Company moved its Denver office to the building in which its second family entertainment center will be located.

     Management deems these office facilities to be adequate for the foreseeable future.

     During 1994, the Company opened its first retail outlet, which consisted of 3,000 square feet of space located in Sarasota, Florida. The space was leased at the rate of $4,327 per month. Operations at this outlet were discontinued in March 1995 in order to focus on the development of the Company's entertainment centers. The Company is currently a party to litigation regarding the termination of the Company's lease for this location. See "ITEM 3. LEGAL PROCEEDINGS."

ITEM 3.  LEGAL PROCEEDINGS

     In litigation arising out of the closing of the Sarasota retail store in March 1995 a judgment was entered against the Company and Mr. Showalter in favor of Ezon Investment Company, as landlord, in the amount of $81,682.99. Pursuant to an Indemnity Agreement, stock belonging to Mr. Showalter is being liquidated to discharge this indebtedness. Also in connection with the closing of the Sarasota store a stipulated judgment was entered against the Company and Mr. Showalter in favor of The Lincoln National Life Insurance Company, successor landlord to Ezon Investment Company, the remaining balance on which is $24,743.85. Mr. Showalter has agreed to pay this amount.

     A judgment in the amount of $72,954.72 was entered against the Company and Mr. Showalter in favor of a partnership controlled by W.B. Allen in litigation involving property owned by Interstate Finance and Trust Co., Inc. in Broward County, Florida. In related litigation pending in Fairfax County, Virginia a default has been entered against the Company and Mr. Showalter and a hearing on damages is pending. The Company and Mr. Showalter intend to vigorously protest the entry of default and vigorously contest the claim for damages.

     During  1994,  the  Company  was  advised by the  Securities  and  Exchange
Commission (the "Commission") that the Commission had commenced a formal investigation into certain financial records and reports filed by the Company after its acquisition of Interstate in April, 1993. Pursuant to this investigation, the Commission has subpoenaed certain of the Company's records. Management of the Company believes that the Company has fully complied with the Commission's requirements during the investigation, and management intends to fully cooperate with the Commission. Currently, because the Commission does not comment on the status of pending investigations, management of the Company is unable to estimate how much longer the investigation may continue.

     In July of 1995, the Company entered into a contract with Kraus-Anderson Construction Company to provide preconstruction services, and construction services, with respect to the tenant improvements for the Hollywood Trenz family entertainment center in Phoenix, Arizona. Disputes arose in the business relationship with respect to inadequacy of the services by Kraus-Anderson and the substantial expenses that were being incurred as reflected on Kraus-Anderson pay applications. These pay applications were not supported by the appropriate detail and backup as required by the contact.

     Kraus-Anderson billed the Company in excess of $270,000.00 for services allegedly rendered. The Company has not paid any amounts to Kraus-Anderson and has asserted a counterclaim against Kraus-Anderson for delay damages. It further defends on the basis that many of the items that were billed by Kraus-Anderson are either (1) not an item of cost that can be billed pursuant to the contract;
(2) were not services rendered to the Company; or (3) were services provided, but for which the Company received no benefit.

     This dispute is currently in arbitration before the American Arbitration Association. It is too early in the dispute to be able to form any reasonable judgment as to the potential outcome of this dispute. The Company intends to aggressively defend the claim by Kraus-Anderson and to pursue its counterclaim within the context of the arbitration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the year ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The Company's $.0001 par value Common Stock ("Common Stock"), is currently traded in the over-the-counter market under the symbol "HTNZ" and has been quoted on the OTC Bulletin Board since September 18, 1993. Prior to that date, there had been no public trading market for the Company's Common Stock.

     The following table sets forth the quarterly high and low bid quotations, as reported by the NQB Non-NASDAQ Price Report for the two most recent fiscal years. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.



                                             1995                               1994
                                   ---------------------------         ---------------------
         Period                      High            Low                High           Low

1st Quarter (1/1 - 3/31)            4                3/4               1 15/16          1/8
2nd Quarter (4/1 - 6/30)            3 3/4            1/32              1 9/16           1/4
3rd Quarter (7/1 - 9/30)            13/16            1/16              1 1/32           1/8
4th Quarter (10/1-12/31)            .44              .02               13/16            1/8



- ---------------------------

     The Company's outstanding shares of Common Stock were reverse split, 1-for-10, effective October 14, 1994. Following the split, the high and low bid quotations were 4 and 1/4, respectively.

- ----------------------------

     As of December 31, 1995, there were approximately 253 record holders of the Company's Common Stock. The Company has never declared or paid any cash dividends on its Common Stock and does not currently intend to do so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in the development, construction and operation of family entertainment centers. To date the Company has had no revenues from the operation of family entertainment centers. The Company's fiscal year end is December 31. Unless otherwise noted, references to fiscal 1995 and 1994 relate to the fiscal years ended December 31, 1995 and December 31, 1994.

OVERVIEW

As a new entrant into the family entertainment center business the Company has experienced difficulty in obtaining financing for its centers. The first center is under construction in Phoenix, Arizona and construction will begin imminently on the Company's second center in Denver, Colorado.

Results of Operations

The following table sets forth, for the fiscal years ended December 31, 1995 and December 31, 1994, certain items from the Company's Consolidated Statements of Operations.

                                       1995                      1994
                                       ----                      ----
Revenues                          $      --                   $    83,919
Expenses                             11,938,485                 4,396,666
                                  -------------              ------------
Net loss from Operations            (11,938,485)               (4,312,747)
Other income (expense)              ( 1,003,817)               (2,420,967)
Net loss                          $ (12,942,302)              $(6,733,714)
                                  -------------              ------------
Weighted average number
of common shares
outstanding                           9,650,075                  1,292,251
                                  -------------

Net Loss per share                $       (1.34)              $      (5.21)
                                 --------------              -------------


The Company's activities during fiscal 1995 consisted of arranging financing for its family entertainment centers, reviewing potential sites, negotiating leases, obtaining approvals and permits, arranging for purchases of equipment and construction of its Phoenix center.

Comparison of 1995 to 1994

The Company had no revenues in fiscal 1995 as compared to $83,919 in revenues for fiscal 1994 that were derived principally from the operation of the Company's retail store that was closed in March, 1995. General and administrative expenses increased for the year as the result of the issuance of stock for consulting services ($8,965,000), the recognition of a loss on the abandonment of the proposed family entertainment center on Fiddler's Green in Denver, Colorado ($1,206,000), the recognition of theretofore unrealized losses on the disposition of marketable securities ($1,069,000) and other expenses of $1,767,000.

Capital Resources & Sources of Liquidity

The Company's primary cash requirements are for operating expenses, primarily labor and general and administrative expenses, and for the costs of locating and leasing sites, constructing tenant improvements and equipping and operating its family entertainment centers. In fiscal 1995 the Company issued 772,162 shares of its common stock for cash aggregating $1,247,277 pursuant to private placements. Also in fiscal 1995 the Company received $341,450 in proceeds from the disposition of its shares of International Standards Group, Ltd. In fiscal 1994 the Company received $1,821,269 in cash pursuant to the exercise of stock options related to S-8 registration statements. The Company also expended $252,012 on the Phoenix center in fiscal 1995. In 1996 the Company expects to generate significant cash flows from operations of its Phoenix and Denver family entertainment centers. During January, 1996 the Company began offering through a private placement 60 units at $10,000 per unit. Each unit consists of 50,000 shares of the Company's common stock and a royalty payment of .2% of the total revenues of the Phoenix center for the first 18 months of its operation.

New Accounting Standards

There were no new accounting standards that materially affected the Company during fiscal 1995.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index beginning on page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountant during the Company's two most recent fiscal years regarding matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Name                 Age               Position
            ----                 ---               --------

      Edward R. Showalter        44      Chairman of the Board, Chief Executive
                                         Officer, President and Director

      Robert E. Burton, Jr.      54      Vice Chairman, Chief Operating Officer,
                                         Secretary and Director

      Gregory D. Smith           43      Director

     Members of the Board of Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualified, unless earlier removed as provided in the Bylaws of the Company. Executive officers serve at the pleasure of the Board of Directors.

     Edward R. Showalter. Mr. Showalter has been Chairman of the Board, Chief Executive Officer, President and a Director of the Company since April, 1993, when the Company acquired all of the issued and outstanding stock of Interstate Finance and Trust Co. ("Interstate"). Prior to joining the Company, Mr. Showalter had been the president, director and sole shareholder of Interstate since April, 1992. From January, 1989 to April, 1992, Mr. Showalter was involved in building and designing retail stores for American Movie Retail, Inc. of Fort Lauderdale, Florida.

     Robert E. Burton, Jr.,. Mr. Burton has been Vice Chairman, Chief Operating Officer and a director of the Company since July, 1993. Prior to joining the Company, Mr. Burton had been vice president and associate general counsel of the Resolution Trust Corporation since January 1991. From 1977 to January, 1991, Mr. Burton was a partner in the Cleveland and Columbus, Ohio offices of the law firm of Squire Sanders & Dempsey

     Gregory D. Smith. Mr. Smith has been the owner and chief executive officer of The Aero Group Companies, specializing in aircraft charter, leasing, sales, maintenance and management since 1976.

Compliance with Section 16(a) of the Exchange Act

     Under Section 16(a) of the Securities Exchange of 1934 (the "Exchange Act"), the Company's directors, executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Based upon the Company's review of the reports on Forms 3, 4 and 5, as well as all amendments to such reports furnished to the Company during the year ended December 31, 1995, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and holders of greater than ten percent of its Common Stock were complied with, except that Mr. Edward R. Showalter was late in filing two Forms 4 and Mr. Smith was late in filing one Form 4.


ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth all compensation paid to executive officers of the Company for the year ended December 31, 1995.



                              SUMMARY COMPENSATION

                                            Annual Compensation                                      Long Term Compensation
                                  ---------------------------------------                    ------------------------------------
Name and                                                     Other Annual    Restricted                     LTIP      All Other
Principal Position                Year    Salary    Bonus    Compensation    Stock Awards    Options/SARs  Payouts   Compensation
- ------------------                ----    ------    -----    ------------    ------------    ------------  -------   ------------


Edward R. Showalter               1995     $-0-    $ -0-      $ -0-           $225,000       $ -0-        $ -0-      $ 25,000   1
Chief Executive Officer           1994      -0-      -0-        -0-              -0-         8,500,000      -0-      $114,000   1
and President

Robert E. Burton, Jr              1995    156,000    -0-        -0-             28,125         -0-          -0-          -0-
Vice Chairman,                    1994    156,000    -0-        -0-              -0-         4,000,000      -0-         3,400   2

Chief Operating Officer
and Secretary


- -------------
    1 Includes amounts paid for reimbursement of living expenses and other expenses incurred on behalf of the Company. (See "Employment Agreements")

    2 Includes compensation paid to Mr. Burton for rental of his personal residence. (See "Employment Agreement")


Employment Agreements

     At December 31, 1995, the Company had not entered into employment agreements with its officers, directors or employees. Pursuant to arrangements between the Company and Mr. Showalter, Mr. Showalter did not receive salary, but was reimbursed for certain living expenses and other expenses incurred by him on behalf of the Company.

     Pursuant to arrangements with Mr. Burton, he was entitled to receive a salary of $3,000 per week and to be reimbursed for rental of his residence at the rate of approximately $3,400 per month during 1993 and 1994. Due to the Company's limited capital resources, the Company was unable to reimburse Mr. Burton for all of the rental expense incurred by him during the year ended December 31, 1994, and the unpaid portion of this reimbursement has been treated as a cash advance by Mr. Burton to the Company. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

Compensation of Directors

     Directors of the Company who are not officers are entitled to receive a fee of $1,000 per meeting attended.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At December 31, 1995, the Company had issued 20,775,544 shares of Common Stock, the only class of voting securities outstanding. In addition, options to acquire an additional 13,850,000 shares of Common Stock, at an exercise price of $1.00 per share, were also outstanding. The following tabulates holdings of Common Stock of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the Common Stock outstanding, and, in addition, by all directors and officers of the Company individually and as a group. The shareholders listed below have sole voting and investment power, except as otherwise noted.

                                              Number              Percent
Name and Address                            Of Shares       of Voting Securities
- ----------------                            ----------      --------------------

Edward R. Showalter 1,2                     10,839,058             35.9%
3471 North Federal Highway
Fort Lauderdale, Florida 33306

Robert E. Burton, Jr. 1,3                    4,690,000             18.6%
3471 North Federal Highway
Fort Lauderdale, Florida 33306

Gregory D. Smith  1                            211,111              1.0%
1575 W. Commercial Blvd.
Fort Lauderdale, Florida 33309

All Directors and Officers  2,3              15,740,169            45.5%
as a group (3 persons)

- -----------
    1  Officer or Director

    2  Includes   9,400,000  shares  underlying  stock  options  which  are
       immediately exercisable at an exercise price of $1.00 per share, and assumes exercise of such options.

    3  Includes   4,450,000  shares  underlying  stock  options  which  are
       immediately exercisable at an exercise price of $1.00 per share, and assumes exercise of such options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1993, 1994 and 1995 Robert E. Burton, Jr., the Vice Chairman, Chief Operating Officer and a director of the Company, made net advances of cash to the Company which aggregated $194,722 as of December 31, 1995. A portion of these advances consist of unpaid compensation due Mr. Burton pursuant to his compensation arrangements with the Company. The advances are non-interest bearing and are due upon demand by Mr. Burton.

     On June 16, 1995, the Company authorized the issuance of 1,200,000 restricted shares of Common Stock to Mr. Showalter for personal services to the Company and his personal guarantee of a lease obligation of the Company.

     On June 16, 1995, the Company authorized the issuance of 150,000 restricted shares of Common Stock to Mr. Burton for personal services to the Company.

     On June 16, 1995, the Company authorized the issuance of 150,000 restricted shares of Common Stock to Mr. Smith for his personal guarantee of a lease obligation of the Company.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     -----
Independent Auditor's Report                                         F - 2

Consolidated Balance Sheet as of December 31, 1995                   F - 3

Consolidated Statements of Operations for the
  Years ended December 31, 1994 and 1995, and
   for the period from Inception to December 31, 1995                F - 4

Consolidated Statement of Stockholders'
   Equity for the period from Inception through
   December 31, 1995                                                 F - 5

Consolidated Statements of Cash Flows for the
   Years ended December 31, 1994 and 1995, and
   for the period from Inception to December 31, 1995                F - 7

Notes to Financial Statements                                        F - 9

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Hollywood Trenz, Inc.


We have audited the accompanying balance sheet of Hollywood Trenz, Inc. (a development stage Company) as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Trenz, Inc. (a development stage Company) as of December 31, 1995, and the results of its operations, and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                     Winter, Scheifley & Associates, P.C.
                                     Certified Public Accountants

Englewood, Colorado
March 15, 1996

                            Hollywood Trenz, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 1995

ASSETS

Current assets:
    Total current assets                                 $       -


Property, plant and equipment,
 at cost:
  Furniture and equipment                                      22,368
  Less: accumulated depreciation                               10,148
                                                         ------------
                                                               12,220
Other assets:
  Investments                                                 252,012
  Marketable securities                                     1,050,000
                                                         ------------
                                                         $  1,314,232
                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and payroll taxes payable                     $  1,277,227
  Due to officer                                              194,722
                                                         ------------
   Total current liabilities                                1,471,949

Commitments and contingencies

Stockholders' equity:
  Common stock, $.0001 par value,
   80,000,000 shares authorized,
   20,775,544 shares issued and
   outstanding                                                  2,078
  Paid in capital                                          19,946,940
  Common stock subscriptions                                   60,521
  Deficit accumulated during the
    development stage                                     (20,167,256)
                                                          -----------
                                                             (157,717)

                                                          $ 1,314,232
                                                          ===========


 The accompanying notes are an integral part of the financial statements.

                             Hollywood Trenz, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
               For the Year Ended December 31, 1995 and 1994, and
                 Inception (April 23, 1992) to December 31, 1995





                                Year Ended      Year Ended      Inception to
                               December 31,     December 31,    December 31,
                                  1995             1994            1995
                              ------------     ------------    ------------


Revenue                       $       --       $     83,919     $    348,579

Costs and expenses:
 Cost of sales                        --            104,243          104,243
 General and Administrative     11,938,485        4,292,423       16,945,180
                              ------------     ------------     ------------
                                11,938,485        4,396,666       17,049,423

Net loss from operations       (11,938,485)      (4,312,747)     (16,700,844)

Other income and (expense)
 Loss on abandonment of
  fixed assets                    (107,217)            --           (107,217)
 Gain on the disposition of
  subsidiary company               172,591             --            172,591
 Realized gain (loss) on
  marketable securities         (1,069,191)      (2,170,674)      (3,239,865)
 Interest expense                     --           (250,293)        (291,921)
                              ------------     ------------      ------------
                                (1,003,817)      (2,420,967)      (3,466,412)

   Net loss                   $(12,942,302)     $(6,733,714)    $(20,167,256)
                              ============     ============     ============




Per share information:

 Weighted average number
 of common shares
 outstanding                     9,650,075       1,292,251         4,278,761
                              ============    ============      ============

 Net loss per share           $      (1.34)   $      (5.21)     $      (4.71)
                              ============    ============      ============







    The accompanying notes are an integral part of the financial statements.


                                                     Hollywood Trenz, Inc.
                                                 (A Development Stage Company)
                                   Consolidated Statement of Changes in Stockholders' Equity
                                    For the Period From April 23, 1992, (Inception) through
                                                       December 31, 1995

                                                                                             Deficit
                                                                                           Accumulated
                                                                                           During the       Common
                                                                              Paid in      Development      Stock
                                                      Common Stock            Capital        Stage       Subscriptions
                                               ------------------------      --------     -------------  -------------
                                                Shares          Amount
                                                ------          ------

Shares issued for the net
 assets of Interstate
 Finance & Trust Co., Inc.
 at $.04 per share                             510,000         $   51      $    22,116       $     --      $    --
Net loss for the period                                                                            (45)
                                             ---------         ------      -----------      ----------      ----------
Balance December 31, 1992                      510,000             51           22,116             (45)         --
Shares issued for
 reorganization                                 91,963              9            2,800
Shares issued for services,
 at $.001 per share                             91,555              9               83
Shares issued for the
 acquisition of investment at
 $.001 per share                                 1,000
Shares issued for cash at
 $6.00 per share                                 4,168              1           24,999
Shares issued for cash at
 $17.50 per share                               10,000              1          174,999
Net loss for the year                                                                         (491,195)         --
                                             ---------         ------      -----------      ----------      ----------
Balance December 31, 1993                      708,686         $   71      $   224,997        (491,240)         --
Shares issued for services
 at $4.38 per share                              4,000                          17,500
Shares issued for services
 at $4.22 per share                              8,000              5          202,507
Shares issued for services
 at $2.82 per share                             40,000              4          112,516
Shares issued for services
 at $2.03 per share                             10,000              1           20,319
Shares issued for services
 at $1.63 per share                             22,187              2           36,052
Shares issued for the
 acquisition of investment
 at $1.00 per share                            310,257             31        3,102,534
Shares for services pursuant
 to S-8's at $.375 to $.75
 per share                                     685,854             69        1,723,205
Cash received pursuant to
 S-8 options                                                                                 1,821,269
Shares issued for cash at
 $2.13 per share                                47,111              5           99,995
Officers contribution to
 capital                                                                       100,000
Shares returned                                   (280)
Net loss for the year                                                                       (6,733,714)         --
                                             ---------         ------        ---------      ----------      ----------
Balance December 31, 1994                    1,875,815            188        7,460,894      (7,224,954)         --

Shares issued for
 at $1.57 per share                            571,538             57          899,964
Shares issued for cash
 at $1.                                        200,624             20          347,236


                                                                F-5




                                                        Hollywood Trenz, Inc.
                                                    (A Development Stage Company)
                                      Consolidated Statement of Changes in Stockholders' Equity
                                       For the Period From April 23, 1992, (Inception) through
                                                         December 31, 1995
                                                            (Continued)

                                                                                            Deficit
                                                                                          Accumulated
                                                                                          During the        Common
                                                                             Paid in      Development       Stock
                                                 Common Stock                Capital         Stage       Subscriptions
                                           ------------------------         --------    --------------  -------------
                                           Shares            Amount
                                           ------            ------

Shares issued for services
 at $.59 per share                         100,000              10            59,365
Shares issued for services
 at $.10 per share                          20,000               2             1,874
Shares issued for services
 at $.28 per share                       1,350,000             135           379,553
Shares issued for services
 at $.33 per share                         150,000              15            49,208
Shares issued pursuant to
 S-8 at $1.18 per share                    300,000              30           356,220
Shares issued pursuant to
 S-8 at $3.00 per share                    800,000              80         2,399,920
Shares issued pursuant to
 S-8 at $.19 per share                     600,000              60           112,440
Shares issued pursuant to
 S-8 at $.56 per share                   1,800,000             180         1,012,320
Shares issued pursuant to
 S-8 at $.37 per share                   3,000,000             300         1,124,700
Shares issued pursuant to
 S-8 at $.41 per share                   3,357,567             336         1,363,843
Shares issued pursuant to
 S-8 at $.31 per share                   1,675,000             168           523,270
Shares issued pursuant to
 S-8 at $.35 per share                   4,525,000             452         1,581,282
Cancellation of shares                    (150,000)            (15)
Shares issued for the
 acquisition of investment
 at $3.75 per share                        600,000              60         2,249,940
Adjustment related to the
 disposition of subsidiary                                                    24,911
Common stock subscriptions                                                                                    60,521
Net loss for the year                                                                      (12,942,302)
                                        ----------       ---------       -----------      ------------       -------
Balance December 31, 1995               20,775,544       $   2,078       $19,946,940      $(20,167,256)      $60,521
                                        ==========       =========       ===========      ============       =======















                                The accompanying notes are an integral part of the financial statements.

                                                              F-6







                                                    Hollywood Trenz, Inc.
                                               (A Development Stage Company)
                                            Consolidated Statements of Cash Flows
                                      For the Years Ended December 31, 1995, and 1994 and
                                 the Period From Inception (April 23, 1992) to December 31, 1995

                                                    Year Ended              Year Ended             Inception to
                                                   December 31,            December 31,            December 31,
                                                       1995                    1994                    1995
                                                   ------------            ------------            -------------

Cash Flows From Operating Activities:
  Net loss                                         $(12,942,302)            $(6,733,714)           $(20,167,256)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                           5,673                  35,699                  44,032
  Write off of investment in
   entertainment facility                             1,206,374                    --                 1,206,374
  Gain on subsidiary disposition                       (172,591)                   --                  (172,591)
  Issuance of common stock for services
   and reorganization                                 8,990,739               2,112,134              11,128,453
  Realized loss on marketable
   securities                                         1,069,191               2,170,674               3,239,865
  Return of marketable securities                       721,250                    --                   721,250
  Loss on abandonment of fixed assets                   107,217                    --                   107,217
Changes in assets and liabilities:
  Prepaid interest                                         --                    67,500                    --
  Inventory                                              22,809                  30,902                    --
  Increase in other receivables                            --                    23,000                    --
  Increase in deposits                                     --                    50,000                    --
  Other assets                                             --                       295                    --
  Accounts and taxes payable                           (216,913)              1,050,562               1,177,227
                                                   ------------            ------------            ------------
Total adjustments                                    11,733,749               5,540,766              17,451,827
Net cash provided by (used in),
  operations                                         (1,208,553)             (1,192,948)             (2,715,429)
                                                   ------------            ------------            ------------
Cash flows from investing activities:
  Investment in entertainment facility                 (252,012)             (1,108,304)             (1,270,316)
  Disposition of marketable securities                  341,450                    --                   341,450
  Deposit received for the sale of
   marketable securities                               (200,000)                200,000                    --
  Acquisition of fixed assets                              --                   (85,718)               (163,469)
                                                   ------------            ------------            ------------
Net cash provided by (used in)
  investing activities                                 (110,562)               (904,022)             (1,092,335)
                                                   ------------            ------------            ------------

Cash flows from financing activities:
  Officers contribution to capital                         --                   100,000                 100,000
  Net cash realized from the acquisition
   of real property with mortgages                         --                      --                    84,441
  Increase in due to shareholder                         10,782                  76,225                 194,722
  Proceeds from the issuance of common
   shares and subscriptions                           1,307,798               1,921,269               3,428,601
                                                   ------------            ------------            ------------
Net cash provided by (used in)
  financing activities                                1,318,580               2,097,494               3,807,764
                                                   ------------            ------------            ------------

Net increase (decrease) in cash and
  cash equivalents                                         (535)                    524                    --

Beginning cash and cash equivalents                         535                      11                    --
                                                   ------------            ------------            ------------
Ending cash and cash equivalents                   $       --              $        535            $       --
                                                   ============            ============            ============

                                                               F-7




                                                     Hollywood Trenz, Inc.
                                               Consolidated Statements of Cash Flows
                                        For the Year Ended December 31, 1995 and 1994, and
                                  the Period From Inception (April 23, 1992) to December 31, 1995
                                                         (Continued)

                                                     Year Ended             Year Ended          Inception to
                                                     December 31,           December 31,        December 31,
                                                         1995                 1994                  1995
                                                     ------------           -----------         -------------

Non-cash investing and financing activities:

 Issuance of common stock for
  acquisition                                         $     --              $     --              $    2,809
 Acquisition of real property with
  mortgages and notes                                 $     --              $  100,000            $3,553,530
 Acquisition of marketable
  securities with common stock                        $2,250,000            $3,102,565            $5,352,565



Supplemental cash flow information:

 Cash paid for: Income taxes                          $     --              $     --              $     --
                Interest                              $     --              $     --              $   90,500














                            The accompanying notes are an integral part of the financial statements.

                                                               F-8



                              Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements



Note 1. ORGANIZATION

The Company was incorporated during August, 1987, in the State of Delaware. During April, 1993 the Company completed a reorganization with Interstate Finance & Trust Co., Inc. an Iowa corporation organized during April, 1992. The Company's intended activities include the construction and operation of family entertainment facilities. The Company is currently in the development stage and has chosen December 31, as a year end.


        SIGNIFICANT ACCOUNTING POLICIES


Fixed assets:

The company depreciates its Property and equipment utilizing the straight line method over periods of five to seven years.

Net loss per share:

The net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

Cash and cash equivalents:

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

Estimates:

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Capitalized interest:

The Company follows a policy of capitalizing interest costs as a component of property being developed as entertainment facilities.

                             Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  (Continued)



Note 2. DISPOSITION OF SUBSIDIARY

During September, 1995 The Company transferred all of the issued and outstanding common stock in a wholly owned subsidiary Interstate Finance Trust Company, Inc. (Interstate) to its president for no consideration.

The assets and liabilities of Interstate consisted of the following at the disposition date.

       Investments in real property            $ 3,798,604
       Mortgages payable                        (3,537,971)
       Accounts payable and taxes payable         (533,224)
                                               -----------
       Net liabilities                         $  (272,591)
                                               ===========


The assets of Interstate were subject to mortgages which are in default foreclosure proceedings are pending. The Company recognized a gain on this disposition of $172,591 during 1995 which includes the $100,000 accrual described below.

The Company does not believe that it is liable for the above liabilities of Interstate and has not accrued these amounts on its books. The Company has accrued $100,000 which represents an outstanding judgment plus costs against the Company related to Interstate. Should the Company be found to be liable for any of the obligations of Interstate in the future it will charge these amounts to operations at that time.

Note 3.  INVESTMENTS

Denver project

The Company had attempted to construct a family entertainment center located in the Denver, Colorado area. Pursuant to this project the Company had capitalized costs aggregating $1,206,374 related to the facility through June, 1995. During December, 1995 the Company abandoned its efforts to complete the project and charged the $1,206,374 to operations.

Phoenix project

During June, 1995 the Company entered into a 5 year lease for space to construct a family entertainment center (see Note 8). Pursuant to this project the Company has capitalized $252,012 in costs related to the project through December, 1995. Should the project not be completed the Company will charge any capitalized costs to operations at the time the determination is made not to complete the project.

                             Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  (Continued)

Note 4. MARKETABLE SECURITIES

Previously the Company had accounted for its investments in marketable securities under the provisions of FAS 115. The provisions of this pronouncement apply to all marketable securities where the fair value of the securities are readily determinable and do not apply to restricted common stock except if the holder of the stock has the power by contract or otherwise to cause the restriction to terminate within one year. The common shares held by the Company are restricted pursuant to Rule 144 however, the Company had obtained from each of the companies whose common stock it held rights to register these securities within a one year period of the receipt of the securities at its expense. The securities held by the Company were classified as available for sale at December 31, 1994. Under this pronouncement changes in the fair value of the securities are adjusted to a valuation reserve included in stockholders' equity unless the decline is other than temporary in which case the decline in value is reflected in the Company's statement of operations as realized losses on marketable securities.

Upon the expiration of the registration rights related to marketable securities held by the Company the Company records these investments pursuant to FAS 12 which values marketable securities at the lower of cost or market.

During June, 1994 the Company issued 310,257 shares of its restricted common stock with registration rights in exchange for 1,000,000 common shares of Advanced Media, Inc. (AMI) and 641,026 common shares of International Standards Group, Ltd. (ISG). These common shares were valued by the Company at the bid price of its common stock on the issue date of $10.00 per share.

During March, 1995 the Company issued 600,000 shares of its restricted common stock for 300,000 shares of BDR Industries, Inc. (BDR) common stock. These common shares were valued by the Company at the bid price of its common stock on the issue date of $3.75 per share.

During November, 1994 and subsequently amended the Company entered into written agreements to sell its ISG investment. The Company received proceeds of $341,450 related to the sale of these securities during 1995, and recorded realized losses of $59,191 during 1995 and $1,201,924 during 1994 related to the disposition of these securities.

                             Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  (Continued)


Note 4. MARKETABLE SECURITIES (Continued)

During November, 1995 the Company entered into an agreement to return the 1,000,000 common shares of AMI in exchange for the return of the 150,000 shares of its common stock issued in the exchange. The Company recognized a gain on the disposition of these securities of $190,000 during 1995 which resulted from an adjustment in the valuation allowance for marketable securities of $281,250 that had been previously recorded. The Company had also recorded a realized loss of $968,750 during 1994.

During February, 1996 the Company entered into an agreement to return the 300,000 common shares of BDR in exchange for the return of the 600,000 shares of its common stock issued in the exchange. At December 31, 1995 the Company valued the BDR common stock at 50% of the bid price of BDR common stock ($3.50 per share) or an aggregate of $1,050,000. The Company recognized a loss related to these securities of $1,200,000 in 1995.

Note 5. RELATED PARTY TRANSACTIONS

Through 1995, an officer made net non-interest bearing advances to the Company which aggregated $194,722 at December 31, 1995.

During August, 1994 an officer of the Company contributed $100,000 to the Company's capital.

Note 6. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset resulting from the assumed use of the operating loss carryforward described below is fully reserved.

The  Company  currently  has  net  operating  loss   carryforwards   aggregating
approximately $20,000,000 which expire beginning in 2007.

Note 7. STOCKHOLDERS' EQUITY

During the year ended December 31, 1992 the Company issued 510,000 shares of its common stock in exchange for the net assets of Interstate Finance & Trust Co., Inc. which consisted of loan portfolios valued at $22,167.

During the year ended December 31, 1993 the Company issued common shares as follows:

     91,963 shares of its common stock related to a reorganization with Dimension Group, Inc.

                             Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  (Continued)


Note 7.  STOCKHOLDERS' EQUITY (Continued)

     During April, 1993, prior to the date when an active market and bid price existed for the Company's common shares the Company issued 91,555 shares of its common stock to employees and other related individuals as bonuses for their services. These shares were valued at $92.

     During March, 1993, prior to the date when an active market and bid price existed for the Company's common shares the Company issued 1,000 shares of its common stock as part of the purchase price for real property. These shares had nominal value.

During October, 1993 the Company filed a Form S-8 registration statement registering 100,000 common shares underlying 100,000 options entitling the holders to purchase the Company's common shares at $6.00 per share. These options were granted to certain of the Company's consultants pursuant to consulting agreements. During 1993 4,168 of these options had been exercised with proceeds to the Company of $25,000 and 4,168 common shares issued.

During November, 1993 the Company filed a Form S-8 registration statement registering 250,000 common shares underlying 25,000 options entitling the holder to purchase the Company's common shares at $17.50 per share. These options were granted to a consultant of the Company pursuant to a consulting agreement. As of December 31, 1993 10,000 of these options had been exercised with proceeds to the Company of $175,000 and 10,000 common shares issued. During 1994 110,854 of these options were exercised with 110,854 common shares issued. The proceeds to the Company are included in the 1994 total proceeds described below.

During the year ended December 31, 1994 the Company issued shares of its common stock as follows:

     During May, 1994 the Company issued 4,000 shares of its common stock for services valued at $17,500.

     During June, 1994 the Company issued 310,257 shares of its common stock in exchange for marketable securities valued at $3,102,565 (see Note 3).

     During June, 1994 an individual returned 280 shares of the Company's common stock. These shares had nominal value.

     During July, 1994 the Company issued 48,000 shares of its common stock for services valued at $202,512.

                             Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  (Continued)

Note 7.  STOCKHOLDERS' EQUITY (Continued)

     During August, 1994 the Company issued 40,000 shares of its common stock for services valued at $112,520.

     During September, 1994 the Company issued 10,000 shares of its common stock for services valued at $20,320.

     During October, 1994 the Company issued 22,187 shares of its common stock for services valued at $36,054.

During May, 1994 the Company filed a Form S-8 registration statement registering 135,000 common shares underlying 135,000 options entitling the holders to purchase the Company's common shares at $6.00 per share. These options were granted to certain of the Company's consultants pursuant to consulting agreements. As of December 31, 1994 these options had been exercised and paid for. The proceeds to the Company related to the exercise of these options are included in the 1994 total proceeds described below.

During  August,  1994 an officer of the Company  surrendered  100,000  shares of common stock to the Company. In addition, the Company filed a Form S-8 registration statement registering 100,000 common shares underlying 100,000 options entitling the holder to purchase the Company's common shares at $1.00 per share. These options were granted to the above officer. As of December 31, 1994 these options had been exercised and paid for. The proceeds to the Company related to the exercise of these options are included in the 1994 total proceeds described below.

During September, 1994 the Company filed a Form S-8 registration statement registering 120,000 common shares. These shares were issued to one of the Company's consultants pursuant to a consulting agreement. These shares were valued at $450,000.

During November, 1994 the Company filed a Form S-8 registration statement registering 320,000 common shares. These shares were issued to certain of the Company's consultants pursuant to consulting agreements. These shares were valued at $560,000.

During the year ended December 31, 1994 the Company received $1,821,269 in cash pursuant to the exercise of the options related to the 1994 and 1993 S-8 registration statements described above.

The options granted pursuant to the May, 1994 S-8 were granted at a price which was less than the then current bid price of the Company's common stock and the Company recorded $202,500 in consulting expense related to these options. In addition, certain of the consultants who received common stock pursuant to this S-8 registration statement held 58,364 of these shares for which the Company had not received the option exercise price and the Company has recorded $510,774 in consulting expense related to these shares.

                             Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  (Continued)

Note 7.  STOCKHOLDERS' EQUITY (Continued)

During September, 1994 the Company began offering through a private placement 330 units consisting of common stock of the Company and a participation in the gross sales of the Company's proposed entertainment center to be located in Colorado. For each $10,000 unit purchased the purchaser will receive a number of shares equal to $10,600 divided by 75% of the closing bid price of the Company's common stock on the date the subscription is received by the Company. In addition the purchaser will receive a participation equal to .0152% of the gross sales of the proposed Colorado center for the first six years of its operation. The Company sold 10 units for $100,000 and issued 47,111 shares of its common stock through December 31, 1994. The Denver, Colorado project was abandoned in 1995 (see Note 3).

During the period from January to March, 1995 the Company issued 571,538 shares of its common stock for cash aggregating $900,021 pursuant to a private placement.

During the period from April to June, 1995 the Company issued 200,624 shares of its common for cash aggregating $347,256 pursuant to a private placement.

During July, 1995 the Company issued 1,500,000 shares of its common stock for services valued at $428,911 to affiliates. The value of these shares has been charged to operations during 1995.

During January, 1995 the Company filed a Form S-8 registration statement registering 300,000 common shares. These shares were issued to certain of the Company's consultants pursuant to consulting agreements. The value of these shares of $356,250 was charged to operations during 1995. In addition, the Company issued 100,000 shares of restricted common stock for services. These shares were valued at $59,375.

During April and May, 1995 the Company filed Form S-8 registration statements registering 1,400,000 common shares. These shares were issued to certain of the Company's consultants pursuant to consulting agreements. The value of these shares of $2,512,500 has been charged to operations during 1995. In addition, the Company issued 20,000 shares of restricted common stock for services. These shares were valued at $1,876.

During July, 1995 the Company filed a Form S-8 registration statement registering 1,800,000 common shares. These shares were issued to a certain consultant of the Company pursuant to a consulting agreement. The value of these shares of $1,012,500 has been charged to operations during 1995.

                              Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  (Continued)

Note 7.  STOCKHOLDERS' EQUITY (Continued)

During September, 1995 the Company filed a Form S-8 registration statement registering 3,000,000 common shares. These shares were issued to a certain affiliate of the Company pursuant to a consulting agreement. The value of these shares of $1,125,000 has been charged to operations during 1995.

During September, 1995 the Company filed a Form S-8 registration statement registering 3,357,567 common shares. These shares were issued to certain of the Company's consultants pursuant to consulting agreements. The value of these shares of $1,364,179 has been charged to operations during 1995.

During October, 1995 the Company filed Form S-8 registration statements registering 6,200,000 common shares. These shares were issued to certain of the Company's consultants pursuant to consulting agreements. The value of these shares of $2,105,172 has been charged to operations 1995.

During the periods covered by these financial statements the Company issued shares of its common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe Harbor" exemptions from registration under section 4(2), it could still be liable for rescission of these sales if such exemptions were found not to apply.

Note 8. OPERATING LEASES

The Company currently leases its offices on a month to month basis for a monthly rental of $3,415. The Company also leases a facility in Phoenix, Arizona in which it is constructing an entertainment facility pursuant to a five year lease expiring during June, 2000 with certain renewal options, at a monthly rental of $27,980. In addition, the Company is leasing a facility in Jefferson County, Colorado in which it will attempt to construct an entertainment facility pursuant to ten year lease expiring during December, 2005 with certain renewal options, at a monthly rental ranging from $14,448 in 1996 to $16,730 in 2000. Subsequent to the year 2000 the landlord may increase the rent based upon the consumer price index.

Rent expense was $117,620 and $18,700 for the years ended December 31, 1995 and 1994.

Future minimum rentals are as follows:

   Year ended December 31, 1996:       $  509,136
                           1997:       $  509,136
                           1998:       $  518,260
                           1999:       $  527,385
                           2000:       $  368,630
                     Thereafter:       $1,003,750


The Jefferson County, Colorado lease may be terminated at the option of the Company if it does not obtain a building permit, liquor license and drop off child care license on or before June 15, 1996.

                             Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  (Continued)

Note 9. STOCK OPTIONS

During 1994 the Company issued options to purchase 13,850,000 restricted common shares exercisable at $1 per share for a period of eight years to certain officers.

Note 10. COMMITMENTS AND CONTINGENCIES

The Securities and Exchange Commission (SEC) is conducting a formal investigation into the Company's financial records. In this regard the SEC has issued a subpoena for certain of the Company's records. The Company has cooperated and will continue to cooperate fully with the SEC.

The Company is the defendant in several lawsuits for which it believes it has made adequate accruals in the financial statements to cover losses that it can reasonably estimate.

Note 11. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the years ended December 31, 1995, and 1994, aggregating $12,842,302 and $6,733,714, and since inception of $20,067,256 and has negative working capital of $1,371,949 at December 31, 1995.

During the periods presented the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and the Company's ability to finance, manage, and construct entertainment facilities.

The Company is unable to project a level of revenue which would allow a reversal of its history of operating losses in the near future. In this regard the Company has undertaken the raising of additional debt and equity capital and is attempting to finance and construct a family entertainment center in the Phoenix, Arizona area. The Company's continued operations are dependent upon obtaining financing.

                              Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  (Continued)

Note 12. SUBSEQUENT EVENT

During January, 1996 the Company began offering through a private placement 60 units at $10,000 per unit. Each unit consists of 50,000 shares of the Company's common stock and a royalty payment of .2% of the total revenues for a period of 18 months from the commencement of operations from the proposed entertainment facility located in Phoenix, Arizona (see Note 3). At December 31, 1995 the Company had received a deposit of $60,521 related to the purchase of these units which is classified as a stock subscription at December 31, 1995.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) & (2) Financial Statements and Schedules. See Index to Financial Statements beginning on page F-1.

     (3) Exhibits. The following documents are filed herewith or incorporated herein by reference as exhibits.

Exhibit  Description

3.1    Certificate of Incorporation, as amended  1

3.2    Amended and Restated Bylaws  1

10.1 Agreement and Plan of Reorganization dated April 9, 1993 relating to the combination of the Registrant with Interstate Finance & Trust Co., Inc. 2

10.2 Stock Option Agreement dated April 30, 1993 between the Company and Edward R. Showalter. 3

10.3 Stock Option Agreement dated April 30, 1993 between the Registrant and Robert E. Burton, Jr. 3

10.4 Stock Option Agreement dated November 1, 1993 between the Company and Edward R. Showalter. 3

10.5 Stock Option Agreement dated November 1, 1993 between the Company and Robert E. Burton, Jr. 3

10.6 Stock Option Agreement dated January 5, 1994 between the Company and Edward R. Showalter. 3

10.7 Stock Option Agreement dated January 5, 1994 between the Company and Robert E. Burton, Jr. 3

10.9 Real Estate Contract dated May 16, 1994, as amended, regarding purchase and sale of 9.08 acres located in Arapahoe County, Colorado. 4

10.10 Stock Purchase Agreement, dated June 28, 1994 between the Company and Gnomon Investments, Ltd. 5

10.11 Stock Purchase Agreement dated June 28, 1994 between the Company and Advanced Media, Inc. 5

10.12 Stock Option Agreement dated November 28, 1994 between the Company and Edward R. Showalter. 4

10.13 Stock Option agreement dated November 28, 1994 between the Company and Robert E. Burton, Jr. 4

10.14 Agreement between the Company and BDR Industries, Inc. dated March 23, 1995. 4

10.15* Lease Agreement dated June 27, 1995, First Addendum, Second Addendum and
       Third Addendum between First American Title Insurance Company Trust #4551 and the Company relating to Suites 1150 and 1180, Bell Canyon Pavilions, 2710 West Bell Road, Phoenix, Arizona 85023.

10.16* Lease Agreement dated December 29, 1995 between Anthony A. Petrarca and the Company relating to 5022 S. Jellison Way, Denver, Colorado 80123.

10.17 Stock Sale Agreement dated September 25, 1995 between the Company and Edward R. Showalter relating to the deposition of the stock of Interstate Finance and Trust Co., Inc. 6

10.18 Reciprocal Stock Exchange Agreement dated November 29, 1995 between the Company and Advanced Media, Inc. ("AMI") relating to the disposition of 1,000,000 shares of AMI. 7

10.19 Letter Agreement dated February 8, 1996 between the Company and Conectisys Corporation relating to the deposition of 300,000 shares of ConectisysCorporation. 8


- --------------
   1 Incorporated by reference to the Company's Registration Statement on Form 8-A dated January 18, 1994.

   2  Incorporated  by  reference to the  Company's  form 8-K dated May 4, 1993.

   3 Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993.

   4 Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994.

   5  Incorporated  by reference to the Company's  Form 8-K dated July 30, 1994.

   6  Incorporated  by reference to the Company's Form 8-K dated  September
      25, 1995.

   7  Incorporated by reference to the Company's Form 8-K dated December 7,
      1995.

   8  Incorporated  by reference to the Company's  Form 8-K dated February 28,
      1996.

      *Filed herewith.

      (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the fourth quarter of 1995:

          (1)  Form  8-K  dated   September   25,  1995  to  report  the
               disposition of all of the issued and outstanding stock of Interstate Finance and Trust Co., Inc.

          (2) Form 8-K dated December 7, 1995 to report the disposition of 1,000,000 shares of common stock of Advanced Media, Inc.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOLLYWOOD TRENZ , INC.



                                      By: /s/ Edward R. Showalter
                                         --------------------------------------
                                      Edward R. Showalter, Chairman, Chief
                                      Executive and Financial Officer,
                                      President and Director

                                      Date: April 12, 1996
                                            --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                Chairman of the Board,
/s/ Edward R. Showalter         Chief Executive Officer,   Date: April 12, 1996
- ------------------------        President and Director           --------------
Edward R. Showalter

                                Vice Chairman, Chief
/s/ Robert E. Burton, Jr.       Operating Officer,         Date: April 12, 1996
- -------------------------       Secretary and Director           --------------
Robert E. Burton, Jr.



/s/ Gregory D. Smith            Director                   Date: April 12, 1996
- -------------------------                                        --------------
Gregory D. Smith

                             INDEX OF EXHIBITS FILED
                               WITH FORM 10-KSB OF
                              HOLLYWOOD TRENZ, INC.

Exhibit    Description
- -------    -----------

10.15 Lease Agreement dated June 27, 1995, First Addendum, Second Addendum and Third Addendum between First American Title Insurance Company Trust #4551 and the Company relating to Suites 1150 and 1180,
           Bell Canyon Pavilions, 2710 West Bell Road, Phoenix, Arizona 85023.


10.16 Lease Agreement dated December 29, 1995 between Anthony A. Petrarca and the Company relating to 5022 S. Jellison Way, Denver, Colorado 80123.