Form 10QSB
period 1996-03-31
HOLLYWOOD TRENZ INC
filed 1996-05-14
CIK 841447

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - QSB

       [X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996

               [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE EXCHANGE ACT

                   For the transition period from ...... to ......

           Commission File Number: 0-23258

                              HOLLYWOOD TRENZ, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                         59-2839130
- -----------------------------                       ---------------------
 (State or other jurisdiction                       (IRS Employer Identi-
   of incorporation or                                fication  Number)
   organization
                        3471 North Federal Highway
                        Ft. Lauderdale, FL   33306
- --------------------------------------------------------------------------------
                  (Address and of principal executive offices)

                                 (954) 568-0433
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       NA
- --------------------------------------------------------------------------------
           (Former name, former address if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES[ X ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date:

                                        Number of Shares Outstanding
        Class                                   March 31, 1996
        -----                           ----------------------------
Common Stock, $.0001 par value                     21,615,544

                              Hollywood Trenz, Inc.

                                      Index


PART I    FINANCIAL INFORMATION


           Balance Sheet
             March 31, 1996                                     3

           Statements of Operations
             Three Months Ended
             March 31, 1996 and 1995 and
             Inception to March 31, 1996                        4

           Statements of Cash Flows
             Three Months Ended
             March 31, 1996 and 1995 and
             Inception to March 31, 1996                        5

           Notes to Financial Statements                        6

           Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                        8

PART II
- -------    Other Information                                    9

           Signatures                                          10

                      Hollywood Trenz, Inc.
                  (A Development Stage Company)
                         Balance Sheet
                          March 31, 1996
                          (Unaudited)

ASSETS

Current assets:
  Cash                                     $      1,561

Property, plant and equipment,
 at cost:                                        22,599
  Less: accumulated depreciation                 10,148
                                           ------------
                                                 12,451
Other assets:
 Deposits                                        74,201
 Receivable from related party                   27,703
 Investments                                    426,795
                                           ------------
                                           $    542,711
                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts and taxes payable                $  1,166,802
 Accrued expenses                               144,853
 Due to stockholders                            425,374
                                           ------------
  Total current liabilities                   1,737,029

Commitments and contingencies

Stockholders' equity:
   Common stock, $.0001 par value,
   80,000,000 shares authorized,
   21,615,544 shares
   issued and outstanding                         2,162
   Paid in capital                           19,187,380
   Deficit accumulated during the
    development stage                       (20,383,860)
                                           ------------
                                             (1,194,318)
                                           $    542,711
                                           ============


    The accompanying notes are an integral part of the financial statements.



                              Hollywood Trenz, Inc.
                          (A Development Stage Company)
                            Statements of Operations
             For the Three Months Ended March 31, 1996 and 1995, and
                  Inception (April 23, 1992) to March 31, 1996
                                   (Unaudited)

                                              Three Months Ended       Inception to
                                            March 31,     March 31,       March 31,
                                              1996          1995            1996
                                            ---------     --------        --------

Revenue                                     $     -      $   5,964      $   348,579

Costs and expenses:
 Cost of sales                                    -           -             104,243
 General and Administrative                    216,604     954,246       17,161,784
                                             ---------   ---------       ----------
                                               216,204     954,246       17,266,027

Net (loss) from operations                    (216,204)   (948,282)     (16,917,448)

Other income and (expense)
 Loss on abandonment of fixed assets              -           -            (107,217)
 Gain on the disposition of
  subsidiary                                      -           -             172,591
 Realized loss on marketable
  securities                                      -           -          (3,239,865)
 Interest expense                                 -           -            (291,921)
                                             ---------    ---------     -----------

   Net loss                                  $(216,204) $  (948,282)   $(20,383,860)
                                              ========   ==========     ===========

Per share information:
Weighted average number
 of common shares
 outstanding                                21,385 544    2,069,802        9,097,000
                                            ==========   ==========       ==========
Net loss per share                         $      (.01) $      (.46)     $     (2.24)
                                            ==========   ==========       ==========



    The accompanying notes are an integral part of the financial statements.

                                        4


                              Hollywood Trenz, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                    For the Three Months Ended March 31, 1996
                and 1995, and the Period From Inception April 23,
                             1992 to March 31, 1996
                                   (Unaudited)


                                                               Inception
                                                              to March 31,
                                        1996       1995         1996
                                     ---------- ----------   -------

Cash flows from operating
 activities:                        $  (459,091) $  (666,731) $(2,747,725)

Cash from investing
 activities:
  Purchase of fixed assets                 -            -        (163,469)
  Disposition of marketable
   securities                              -            -         341,450
  Acquisition of investment
   property                                -        (135,497)  (1,697,111)
                                      ---------    ---------   ----------
Net cash used in investing
  activities                               -        (135,497)  (1,519,130)

Cash flows from financing activities:
  Sales of common stock
   for cash                            230,000       900,021    3,658,601
  Net cash from mortgages                  -            -          84,441
  Officer's capital
   contribution                            -            -         100,000
  Shareholder loans                    230,652          -         425,374
                                    ----------    ----------   ----------
Net cash provided by
 financing activities                  460,652       900,021    4,268,416

Net increase (decrease)
 in cash                                 1,561        97,793        1,561

Cash, beginning of period                  -             535         -
                                    -----------   ----------   ----------

Cash, end of period                 $    1,561    $   98,328   $    1,561
                                   ===========    ==========   ==========











    The accompanying notes are an integral part of the financial statements.

                              Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB filed for the year ended December 31, 1995.

Income (loss) per share was computed using the weighted average number of common shares outstanding. Common stock equivalents are not included as their effect would be anti-dilutive.

Note A. INVESTMENTS

During July, 1995 the Company entered into a long-term lease for space to construct a family entertainment center in Phoenix, Arizona. On July 11, 1995 the Company received a construction permit and commenced construction.

The Company capitalized $426,795 in costs related to this project through March, 1996. Should the Company not complete the project it will charge the capitalized costs to operations during the period in which it determines that the project will not be completed.

Note B. MARKETABLE SECURITIES

The Company accounts for its investments in marketable securities under the provisions of FAS 115. The provisions of this pronouncement apply to all marketable securities where the fair value of the securities are readily determinable and do not apply to restricted common stock except if the holder of the stock has the power by contract or otherwise to cause the restriction to terminate within one year. The common shares which were held by the Company were restricted pursuant to Rule 144 however, the Company had obtained from each of the companies whose common stock it held rights to register these securities at its expense. The securities held by the Company were classified as available for sale. Under this pronouncement changes in the fair value of the securities are adjusted to a valuation reserve included in stockholders= equity unless the decline is other than temporary in which case the decline in value is reflected in the Company=s statement of operations as realized losses on marketable securities.

Upon the expiration of the registration rights related to marketable securities held by the Company the Company records its investments in equity securities pursuant to FAS 12 which values marketable securities at the lower of cost or market.
                                        6

                              Hollywood Trenz, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)

During February, 1995 the Company issued 600,000 restricted shares of its common stock with registration rights in exchange for 300,000 shares of restricted common stock of BDR, Industries Inc. with registration rights. These shares were valued at the approximate bid price of the Company=s common stock on the issue date of $4.00. During February, 1996 the Company entered into an agreement to return the 300,000 shares of BDR in exchange for the return of the 600,000 shares of its common stock. The carrying value of the BDR common stock of $1,050,000 was charged to paid in capital upon the return and retirement of the Company=s common stock.

Note C. Contingencies

The Securities and Exchange Commission (SEC) is conducting a formal investigation into the Company=s financial records. In this regard the SEC has issued a subpoena for certain of the Company=s records. The Company has cooperated and will continue to cooperate fully with the SEC.

Note D. Shareholders' Equity

During the period from January to March, 1996 the Company issued 1,450,000 shares of its common stock for cash aggregating $230,000 pursuant to a private placement.

During April, 1996 the Company filed a Form S-8 registration statement registering 3,800,000 common shares. These shares were issued to certain of the Company=s consultants (including an affiliate) pursuant to consulting agreements. The value of these shares will be charged to operations during April, 1996.

Note E. Stockholder Advances

During the period ended March 31, 1996 affiliates of the Company made working capital advance to the Company aggregating $230,652.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Planned principal operations of the Company have not commenced. The Company's activities, since inception, have consisted of conceptualizing a projected plan for the Company's business and obtaining financing for its activities. In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of the Company, its activities since its inception in August 1987, fall within the referenced guidelines. Accordingly, the Company has reported its activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

Financing of the Company's activities during the period ended March 31, 1996 have consisted principally of the sale of common shares for cash aggregating $230,000 and advances from affiliates of $230,652.

The Company is currently attempting to arrange financing for the development of its entertainment centers. There are currently no other material commitments for capital expenditures or long-term credit arrangements. The Company=s ability to continue its operations, as well as its future liquidity condition and capital resource position are dependent on the Company=s ability to develop its operations and arrange for additional debt and equity financing.

Results of Operations

The Company had no significant revenue producing operations for the period ended March 31, 1996. General and administrative expenses decreased during 1996 as compared to 1995 principally as a result of common shares issued for services during the 1995 period.

                                     PART II
                                OTHER INFORMATION
                                -----------------

  ITEM 1.  LEGAL PROCEEDINGS.
           ------------------

         Not applicable.

  ITEM 2.  CHANGES IN SECURITIES.
           ----------------------

         Not applicable.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
           --------------------------------

         Not applicable.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ----------------------------------------------------

         Not applicable.

  ITEM 5.  OTHER INFORMATION.
           ------------------

         Not applicable

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

        (a)  Not applicable.

        (b)  Report on Form 8-K

           A Form 8-K was filed on March 4, 1996 to report the disposition of 300,000 shares of common stock of Conectisys Corporation (formerly BDR Industries, Inc.)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HOLLYWOOD TRENZ, INC.
                                          (Registrant)

    Date: 5/14/96                         By:  /s/  EDWARD R. SHOWALTER
                                              ----------------------------------
                                              Edward R. Showalter
                                              Chairman, President and C.E.O.
                                              Principal Financial and Chief
                                              Accounting Officer