Form 10QSB
period 1996-06-30
HOLLYWOOD TRENZ INC
filed 1996-08-12
CIK 841447

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB

   [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

   [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
              OF THE EXCHANGE ACT

 For the transition period from . . . . . . . . . to . . . . . . . . . .
 Commission File Number: 0-23258


                              HOLLYWOOD TRENZ, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      59-2839130
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                           3471 North Federal Highway
                            Ft. Lauderdale, FL 33306
                  (Address and of principal executive offices)

                                 (954) 568-0433
                           (Issuer's telephone number)

                                       NA
           (Former name, former address if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                          YES      X                 NO
                               --------                 ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court.
                          YES                        NO
                              -------                   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
                                                  Number of Shares Outstanding
           Class                                           June 30, 1996
           -----                                  ----------------------------

 Common Stock, $.0001 par value                            51,205,544

                              Hollywood Trenz, Inc.
                              ---------------------

                                      Index
                                      -----


Part I   FINANCIAL INFORMATION
- ------   ---------------------

         Balance Sheet
         June 30, 1996                                              3

         Statements of Operations
         Six Months and Three Months Ended
         June 30, 1995 and 1996 and
         Inception to June 30, 1996                                 4

         Statements of Cash Flows
         Six Months Ended
         June 30, 1995 and 1996 and
         Inception to June 30, 1996                                 5

         Notes to Financial Statements                              6

         Management's Discussion and Analysis of
         Financial Condition and Results of
          Operations                                                8

PART II
- -------
         Other Information                                          9

         Signatures                                                10

                              Hollywood Trenz, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 1996
                                   (Unaudited)

ASSETS

Current Assets:
Cash                                                                      -

Property, Plant and Equipment (at cost)                              26,371
  Less:  Accumulated Depreciation                                    10,148
                                                                  ---------
                                                                     16,223

Other Assets:
  Deposits                                                           99,171
  Receivable from Related Party                                      22,795
  Investments                                                       861,339
                                                                  ---------
                                                                    999,528
                                                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts and Taxes Payable                                      1,401,864
  Accrued Expenses                                                  138,157
  Due to Stockholders                                               876,608
                                                                 ----------
  Total Current Liabilities                                       2,416,629

Commitments and Contingencies

Stockholders' Equity
  Common Stock, $.0001 par value,
  80,000,000 shares authorized,
  51,205,544 shares issued and outstanding                            5,121
  Paid In Capital                                                22,709,269
Deficit accumulated during the
  Development Stage                                             (24,131,491)
                                                                 ----------
                                                                 (1,417,101)
                                                                  ---------
                                                                    999,528
                                                                  =========

    The accompanying notes are an integral part of the financial statements.



                                                    Hollywood Trenz, Inc.
                                               (A Development Stage Company)
                                                  Statements of Operations
                         For the Six Months and Three Months Ended June 30, 1995 and 1996, and
                                        Inception (April 23, 1992) to June 30, 1996

                                                 Six Months Ended         Three Months Ended         Inception to
                                                June 30    June 30       June 30       June 30          June 30
                                                 1995       1996           1995          1996             1996
                                              ----------   ----------   ----------    ----------       ----------
Revenue                                          133,235         --       127,271            --            348,579

Costs and Expenses
  Cost of Sales                                   --             --           --                           104,243
  General and Administrative                   4,233,997    3,964,235    3,279,751     3,747,631        20,909,415
                                              ----------    ---------    ---------     ---------      ------------
                                               4,233,997    3,964,235    3,279,751     3,747,631        21,013,658

Net Income (Loss) from Operations             (4,100,762)  (3,964,235)  (3,152,480)   (3,747,631)      (20,665,079)

Other Income and (Expense)
  Loss on Abandonment of Fixed Assets             --              --          --            --            (107,217)
Gain on Disposition of Subsidiary                 --              --          --            --             172,591
Realized Loss on Marketable Securities           (50,641)         --       (50,641)         --          (3,239,865)
Interest Expense                                  --              --          --            --            (291,921)
                                               ----------   ------------  ----------   ----------        ----------
                                                 (50,641)         --        (50,641)        --           (3,466,412)

Net Loss                                      (4,151,403)   (3,964,235)  (3,203,121)   (3,747,631)      (24,131,491)
                                               =========     =========    =========     =========        ==========
Per Share Information:

Weighted Average Number of
 Common Shares Outstanding                     2,676,469    27,311,813    3,283,135    33,502,488         14,251,315
                                               =========    ==========    =========    ==========        ===========

Net Loss Per Share                                 (1.55)         (.15)        (.98)         (.11)             (1.69)
                                               =========    ==========    =========    ==========        ===========


                                   The  accompanying  notes are an integral part of the financial statements.



                                                                       4



                                        Hollywood Trenz, Inc.
                                    (A Development Stage Company)
                                       Statement of Cash Flows
                          For the Six Months Ended June 30, 1995 and 1996,
                           and Inception (April 23, 1992) to June 30, 1996
                                             (Unaudited)

                                                                                     Inception to
                                                                                        June 30,
                                                       1995            1996               1996
                                                    ----------      -----------        ----------
Cash Flows from Operating Activities                (1,244,604)       (991,886)        (3,280,520)

Cash Flows from Investing Activities:
  Purchase of Fixed Assets                              -                 -              (163,469)
  Deposit Received from the Sale of Investments         -                 -               341,450
  Acquisition of Investments                            -                 -            (1,697,111)
                                                    ----------      -----------        ----------
                                                        -                 -            (1,519,130)

Cash Flows from Financing Activities:
  Sale of Common Stock for Cash                      1,247,277         310,000          3,738,601
  Net Cash from Mortgages                               -                 -                84,441
  Officer's Capital Contribution                        -                 -               100,000
   Shareholder Loans                                    -              681,886            876,608
                                                   -----------      -----------        ----------
Net Cash provided by Financing Activities            1,247,277         991,886          4,799,650

Net Increase (Decrease) in Cash                          2,673            -                 -

Cash, Beginning of Period                                  535            -                 -
                                                   -----------      -----------        ----------
Cash, End of Period                                      3,208            -                 -
                                                   ===========      ===========        ===========




                     The  accompanying  notes are an integral part of the financial statements.










                                                                5

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

The Company capitalized $861,339 in costs related to this project through June, 1996. Should the Company not complete the project it will charge the capitalized costs to operations during the period in which it determines that the project will not be completed.

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

                              Hollywood Trenz, Inc.
                          (A Development State Company)
                          Notes to financial Statements
                                   (Continued)

During February, 1995 the Company issued 600,000 restricted shares of its common stock with registration rights in exchange for 300,000 shares of restricted common stock of BDR, Industries, Inc. with registration rights. These shares were valued at the approximate bid price of the Company's common stock on the issue date of $4.00. During February, 1996 the Company entered into an agreement to return the 300,000 shares of BDR in exchange for the return of the 600,000 shares of its common stock. The carrying value of the BDR common stock of $1,050,000 was charged to paid in capital upon the return and retirement of the Company's common stock.

Note C.  CONTINGENCIES

The Securities and Exchange Commission (SEC) is conducting a formal investigation into the Company's financial records. In this regard the SEC has issued a subpoena for certain of the Company's records. The Company has cooperated and will continue to cooperate fully with the SEC.

Note D.  SHAREHOLDER'S EQUITY

During the period from January to March, 1996 the Company issued 1,450,000 shares of its common stock for cash aggregating $230,000 pursuant to a private placement. During the period from April to June, 1996 the Company issued 400,000 shares of its common stock for cash aggregating $80,000 pursuant to a private placement.

During April, 1996 the Company filed a Form S-8 registration statement registering 3,800,000 common shares. These shares were issued to certain of the Company's consultants (including an affiliate) pursuant to consulting agreements. The value of these shares of $1,064,000.00 was charged to operations during April, 1996. In addition, the Company issued 40,000 shares of restricted common stock for services. These shares were valued at $4,600.00

During May, 1996 the Company filed a Form S-8 registration statement registering 4,700,000 common shares. These shares were issued to certain of the Company's consultants (including an affiliate) pursuant to consulting agreements. The value of these shares of $705,000.00 was charged to operations during May, 1996. In addition, the Company issued 22,200,000 shares of restricted common stock for services.
These shares were valued at $1,665,000.

During June, 1996 the Company issued 100,000 shares of restricted common stock for services. These shares were valued at $6,250.

Note E.  STOCKHOLDER ADVANCES

During the period ended March 31, 1996 affiliates of the Company made working capital advance to the Company aggregating $230,652. During the period from April to June, 1996 affiliates of the Company made working capital advances to the Company aggregating $451,234.

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

Financing of the Company's activities during the period ended June 30, 1996 have consisted principally of the sale of common shares for cash aggregating $310,000.00 and advances from affiliates of $681,886.00.

The Company is currently attempting to arrange financing for the development of its entertainment centers. There are currently no other material commitments for capital expenditures or long-term credit arrangements. The Company's ability to continue its operations, as well as its future liquidity condition and capital resource position are dependent on the Company's ability to develop its operations and arrange for additional debt and equity financing.

Results of Operations

The Company had no significant revenue producing operations for the period ended June 30, 1996. General and administrative expenses decreased during 1996 as compared to 1995 principally as a result of common shares issued for services during the 1995 period.

                                Other Information

ITEM 1.  LEGAL PROCEEDING.
         -----------------

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

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)      Not applicable.
         (b)      Not applicable.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HOLLYWOOD TRENZ, INC.
                                         (Registrant)


Date:  August 12, 1996                   By:/s/ Edward R. Showalter
                                            -----------------------
                                            Edward R. Showalter
                                            Chairman, President, C.E.O.
                                            Principal Financial and Chief
                                            Accounting Officer