Form 10QSB
period 1996-09-30
HOLLYWOOD TRENZ INC
filed 1996-11-13
CIK 841447

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

     [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
              OF THE EXCHANGE ACT

              For the transition period from . . . . .    to . . . . .
              Commission File Number: 0-23258

                              HOLLYWOOD TRENZ, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                     59-2839130
  -----------------------------             ----------------------------------
 (State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                           3471 North Federal Highway
                            Ft. Lauderdale, FL 33306
--------------------------------------------------------------------------------
                  (Address and of principal executive offices)

                                 (954) 568-0433
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       NA
--------------------------------------------------------------------------------
           (Former name, former address if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                    YES  X   NO
                                        ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court.
                                   YES       NO
                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
                                              Number of Shares Outstanding
                  Class                            September 30, 1996
         ------------------------------       -----------------------------

         Common Stock, $.0001 par value                61,405,544

                              Hollywood Trenz, Inc.
                              ---------------------

                                      Index
                                      -----

Part I        FINANCIAL INFORMATION
------        ---------------------

              Balance Sheet
              September 30, 1996                                        3

              Statements of Operations
              Nine Months and Three Months Ended
              September 30, 1995 and 1996 and
              Inception to September 30, 1996                           4

              Statements of Cash Flows
              Nine Months Ended
              September 30, 1995 and 1996 and
              Inception to September 30, 1996                           5

              Notes to Financial Statements                             6

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                8

PART II
              Other Information                                         9

              Signatures                                               10

                              Hollywood Trenz, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 1996
                                   (Unaudited)

ASSETS

Current Assets:
Cash                                                                229

Property, Plant and Equipment (at cost)                          26,371
  Less:  Accumulated Depreciation                                10,148
                                                            -----------
                                                                 16,223

Other Assets:
  Deposits                                                       81,313
  Receivable from Related Party                                  94,498
  Investments                                                 1,191,876
                                                            -----------
                                                              1,384,139
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts and Taxes Payable                                  1,691,616
  Accrued Expenses                                              182,826
  Loans Payable                                                 110,000
  Due to Stockholders                                         1,008,968
                                                            -----------
  Total Current Liabilities                                   2,993,410

Commitments and Contingencies

Stockholders' Equity
  Common Stock, $.0001 par value,
  80,000,000 shares authorized,
  61,405,544 shares issued and outstanding                        6,141
  Paid In Capital                                            22,708,249
Deficit accumulated during the
  Development Stage                                         (24,323,661)
                                                            -----------
                                                             (1,609,271)
                                                            -----------
                                                              1,384,139
                                                            ===========

     The accompanying notes are an integral part of the financial statements.


                                         Hollywood Trenz, Inc.
                                    (A Development Stage Company)
                                       Statements of Operations
               For the Nine Months and Three Months Ended September 30, 1995 and 1996, and
                          Inception  (April 23, 1992) to September 30, 1996

                                                Nine Months Ended           Three Months Ended         Inception
                                           Sept. 30       Sept. 30       Sept. 30       Sept. 30        Sept. 30
                                              1995           1996           1995           1996          1996
                                           ---------      ---------      ---------     ---------       ---------

Revenue                                       133,235           --             --             --          348,579

Costs and Expenses
  Cost of Sales                                  --             --             --             --          104,243
  General and Administrative                9,245,651      4,156,406      5,011,654        192,171     21,101,586
                                          -----------    -----------    -----------    -----------    -----------

                                            9,245,651      4,156,406      5,011,654        192,171     21,205,829


Net Income (Loss) from Operations          (9,112,416)    (4,156,406)    (5,011,654)      (192,171)   (20,857,250)

Other Income and (Expense)
  Loss on Abandonment of Fixed Assets            --             --             --             --         (107,217)
  Gain on Disposition of Subsidiary           272,591           --          272,591           --          172,591
  Realized Loss on Marketable Securities      (16,751)          --           33,890           --       (3,239,865)
  Interest Expense                               --             --             --             --         (291,921)
                                           ----------    -----------    -----------    -----------    -----------
                                              255,840           --          306,481           --       (3,466,412)

Net Loss                                   (8,856,576)    (4,156,406)    (4,705,173)      (192,171)   (24,323,662)
                                           ==========    ===========    ===========    ===========    ===========
Per Share Information:

Weighted Average Number of
  Common Shares Outstanding                 5,923,994     21,814,344     10,437,166     38,433,517     16,348,866
                                           ==========    ===========    ===========    ===========    ===========


Net Loss Per Share                              (1.50)          (.19)          (.45)          (.01)         (1.48)
                                           ==========    ===========    ===========    ===========    ===========




                            The accompanying notes are an integral part of the financial statements.








                                                      4


                                      Hollywood Trenz, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                     For the Nine Months Ended September 30, 1995 and 1996,
                      and Inception (April 23, 1992) to September 30, 1996
                                           (Unaudited)

                                                                             Inception to
                                                                               Sept. 30,
                                                     1995          1996          1996
                                                  ----------    ----------    ----------

Cash Flows from Operating Activities              (1,097,552)   (1,244,517)   (3,533,151)

Cash Flows from Investing Activities:
  Purchase of Fixed Assets                              --            --        (163,469)
  Deposit Received from the Sale of Investments         --            --         341,450
  Acquisition of Investments                        (138,260)         --      (1,697,111)
                                                  ----------    ----------    ----------
                                                    (138,260)         --      (1,519,130)

Cash Flows from Financing Activities:
  Sale of Common Stock for Cash                    1,247,277       310,000     3,738,601
  Net Cash from Mortgages                               --            --          84,441
  Net Cash from Loans                                   --         115,000       115,000
  Officer's Capital Contribution                        --            --         100,000
   Shareholder Loans                                 (12,000)          819,746 1,014,468
                                                  ----------    ----------    ----------
Net Cash provided by Financing Activities          1,235,277     1,244,746     5,052,510

Net Increase (Decrease) in Cash                         (535)          229           229

Cash, Beginning of Period                                535          --            --
                                                  ----------    ----------    ----------
Cash, End of Period                                     --             229           229
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

The Company capitalized $1,191,876 in costs related to this project through September, 1996. Should the Company not complete the project it will charge the capitalized costs to operations during the period in which it determines that the project will not be completed.

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

During June, 1996 the Company issued 100,000 shares of restricted common stock for services. These shares were valued at $6,250. During the period from July to September, 1996 the Company issued 9,250,000 shares of restricted common stock for services. These shares were valued at $503,625.00.

Note E.  Stockholder Advances

During the period ended March 31, 1996 affiliates of the Company made working capital advances to the Company aggregating $230,652. During the period from April to June, 1996 affiliates of the Company made working capital advances to the Company aggregating $451,234. During the period from July to September, 1996 affiliates of the Company made working capital advances to the Company aggregating $137,860.
                                        7

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

Financing of the Company's activities during the period ended September 30, 1996 have consisted principally of the sale of common shares for cash aggregating $310,000.00, advances from affiliates of $819,746.00 and loans from unrelated parties of $115,000.00.

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

Results of Operations

The Company had no significant revenue producing operations for the period ended September 30, 1996. General and administrative expenses decreased during 1996 as compared to 1995 principally as a result of common shares issued for services during the 1995 period.

                                Other Information
                                -----------------

ITEM 1.  LEGAL PROCEEDING.
         -----------------

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
         ---------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

     (a)   Not applicable.
     (b)   Report on Form 8-K.
           A Form 8-K was filed on August 26, 1996 to report the resignation of the Registrant's accountants, Winter, Scheifley & Associates, P.C.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HOLLYWOOD TRENZ, INC.
                                             (Registrant)


Date:  November 12, 1996                  By:  /s/ Edward R. Showalter
                                               --------------------------------
                                                Edward R. Showalter
                                                Chairman, President, C.E.O.
                                                Principal Financial and Chief
                                                Accounting Officer